Form 10-K/A
period 2004-12-31
Sequoia Mortgage Trust 2004-7
filed 2005-05-31
CIK 1298922

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                      Documents incorporated by reference:

                                 NOT APPLICABLE

================================================================================

                        SEQUOIA RESIDENTIAL FUNDING, INC.
        SEQUOIA MORTGAGE TRUST 2004-7, MORTGAGE PASS-THROUGH CERTIFICATES

                                      INDEX

                                                                                                                         Page
                                                                                                                         ----
PART I.............................................................................................................        3
         ITEM 1 - BUSINESS.........................................................................................        3
         ITEM 2 - PROPERTIES.......................................................................................        3
         ITEM 3 - LEGAL PROCEEDINGS................................................................................        3
         ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................        3

PART II............................................................................................................        3
         ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                  EQUITY SECURITIES................................................................................        3
         ITEM 6 - SELECTED FINANCIAL DATA..........................................................................        3
         ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS............        3
         ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................        3
         ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................        3
         ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............        3
         ITEM 9A - CONTROLS AND PROCEDURES.........................................................................        4
         ITEM 9B - OTHER INFORMATION...............................................................................        4

PART III...........................................................................................................        4
         ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................        4
         ITEM 11 - EXECUTIVE COMPENSATION..........................................................................        4
         ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................        4
         ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................        5
         ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................................................        6

PART IV............................................................................................................        6
         ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................................        6

SIGNATURES.........................................................................................................        8

CERTIFICATION......................................................................................................        9

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY
REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.................................       10

INDEX TO EXHIBITS..................................................................................................       10

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

          The Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in the Certificates. Based on information obtained by the Trust from DTC, as of December 31, 2004, there were thirteen (13) holders of the holders of the Class A-1 Certificates, nine (9) holders of the Class A-2 Certificates, four
(4) holders of the Class A-3-A Certificates, two (2) holders of the Class X-3-B Certificates, one (1) holder of the X-A Certificates, one (1) holder of the Class X-B Certificates, two (2) holders of the Class B-1 Certificates, four (4) holders of the Class B-2 Certificates, and one (1) holder of the Class B-3 Certificates.

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

CLASS A-1

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
  BANK OF NY                   $115,253,000                        23.10%
  WELLS BKNA                   $232,330,000                        46.57%
  US BANK NA                   $ 32,305,000                         6.48%
  BNY/CDC-FP                   $ 60,000,000                        12.03%

CLASS A-2

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
 BANK OF NY                    $995,000,000                        37.68%
 CITIBANK                      $ 20,000,000                         7.93%
 BNY/GAMMA                     $ 26,000,000                        10.31%
 NRTHRN TR                     $ 15,000,000                         5.95%

 BNY/5th3rd                    $ 50,000,000                        19.83%

 UBSSEC/CMO                    $ 29,102,000                        11.54%

CLASS A-3-A

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
 CITIBANK                      $198,904,000                        80.24%
 JPMCBNA                       $ 38,550,000                        15.55%

CLASS X-3-B

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
  CITIBANK                      $2,000,000                         50.55%
  JPMCBNA                       $1,956,000                         49.44%

CLASS X-A

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
  GOLDMAN                      $503,932,000                        100%

CLASS X-B

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
  CITIBANK                      $29,925,000                        100%

CLASS B-1

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
 JPMCBNA                       $10,000,000                         53.91%
 LASALLE BK                    $ 8,900,000                         47.09%

CLASS B-2

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
 CITIBANK                      $ 4,500,000                         40.82%
 WELLS BKNA                    $ 5,000,000                         40.82%
 JPMCBNA                       $10,250,000                          9.30%

CLASS B-3

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
 WELLS BKNA                    $6,300,000                          100%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

          2.   Financial Statement Schedules:

               Not applicable.

          3.   Exhibits:

Exhibit No.                    Description
-----------                    -----------
   31.1                        Sarbanes-Oxley Certification.

   99.1                        Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement
                               between RWT Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated August 1,
                               2002, as modified by the related Acknowledgements (the "RWT/Morgan Servicing Agreement").

   99.2                        Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

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

   99.6                        Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

   99.7                        Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and
                               Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing Agreement").

99.8                           Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing
                               Agreement.

99.9                           Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004 between RWT and GMAC Mortgage Corporation, as modified by the related
                               Acknowledgements (the "RWT/GMAC Servicing Agreement").

99.10                          Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

99.11                          Statement of Compliance of the Servicer pursuant to Section 5.04 of the Mortgage Loan Purchase and
                               Servicing Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment Number One to such agreement, dated February 27, 2004, as modified by the related Acknowledgements (the "RWT/Countrywide Servicing Agreement").

99.12                          Report of Independent Accountant pursuant to Section 5.05 of the RWT/Countrywide Servicing Agreement.

          (b) Reports on Form 8-K field during the last quarter of the period covered by this report.

DATE OF REPORTS ON FORM 8-K    ITEMS REPORTED/FINANCIAL STATEMENTS FILED
July 28, 2004                  Report filing Computational Materials and Collateral Term Sheet

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

                                  SEQUOIA RESIDENTIAL FUNDING, INC.

                                  By: /s/ Harold F. Zagunis
                                     -------------------------------------------
                                  Name: Harold F. Zagunis
                                  Title: Chief Financial Officer and Secretary

Date: May 31, 2005.

                                  CERTIFICATION

          I, Harold F. Zagunis, Chief Financial Officer and Secretary of Sequoia Residential Funding, Inc., a Delaware corporation, hereby certify that:

          1. I have reviewed this annual report on Form 10-K/A, and all reports on Form 8-K containing distribution or servicing reports filed in respect of the Certificates for periods included in the year covered by this annual report, of Sequoia Residential Funding, Inc.;

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

Date: May 31, 2005

/s/ Harold F. Zagunis
--------------------------------------------
Signature
Name: Harold F. Zagunis
Title: Chief Financial Officer and Secretary

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

          No annual report, proxy statement, proxy materials or otherwise were sent to Certificateholders.

                                INDEX TO EXHIBITS
                                   Item 15(C)

Exhibit No.                    Description
-----------                    -----------
   31.1                        Sarbanes-Oxley Certification.

   99.1                        Statement of Compliance of the Servicer pursuant to Section 7.04(a) of The Master Servicing Agreement
                               between RWT Holdings, Inc. ("RWT") and Morgan Stanley Dean Witter Credit Corporation, dated August 1,
                               2002, as modified by the related Acknowledgements (the "RWT/ Morgan Servicing Agreement").

   99.2                        Report of Independent Accountant pursuant to Section 7.04(b) of the RWT/Morgan Servicing Agreement.

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

   99.6                        Report of Independent Accountant pursuant to Section 7.05 of the RWT/Cendant Servicing Agreement.

   99.7                        Statement of Compliance of the Servicer pursuant to Section 11.20 of the Flow Mortgage Loan Sale and
                               Servicing Agreement, dated as of April 1, 2003, between RWT and Bank of America, N.A., as modified by the related Acknowledgements (the "RWT/Bank of America Servicing Agreement").

   99.8                        Report of Independent Accountant pursuant to Section 11.21 of the RWT/Bank of America Servicing
                               Agreement.

   99.9                        Statement of Compliance of the Servicer pursuant to Section 6.04 of the Loan Servicing Agreement, dated as of February 1, 2004, between RWT and GMAC Mortgage Corporation, as modified by the related
                               Acknowledgements (the "RWT/GMAC Servicing Agreement").

99.10                          Report of Independent Accountant pursuant to Section 6.05 of the RWT/GMAC Servicing Agreement.

99.11                          Statement of Compliance of the Servicer pursuant to Section 5.04 of the Mortgage Loan Purchase and
                               Servicing Agreement, dated as of April 1, 1998, between RWT and Countrywide Home Loans, Inc., as amended by the Amendment Number One to such agreement, dated February 27, 2004, as modified by the related Acknowledgements (the "RWT/Countrywide Servicing Agreement").

99.12                          Report of Independent Accountant pursuant to Section 5.05 of the RWT/Countrywide Servicing Agreement.