Form 10-K/A
period 2004-12-31
Sequoia Mortgage Trust 2004-7
filed 2005-12-05
CIK 1298922

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] or No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] or No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] or No [X]

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

CLASS A-1

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
  BANK OF NY                   $115,253,000                        23.10%
  WELLS BKNA                   $232,330,000                        46.57%
  US BANK NA                   $ 32,305,000                         6.48%
  BNY/CDC-FP                   $ 60,000,000                        12.03%

CLASS A-2

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
 BANK OF NY                    $995,000,000                        37.68%
 CITIBANK                      $ 20,000,000                         7.93%
 BNY/GAMMA                     $ 26,000,000                        10.31%
 NRTHRN TR                     $ 15,000,000                         5.95%

 BNY/5th3rd                    $ 50,000,000                        19.83%

 UBSSEC/CMO                    $ 29,102,000                        11.54%

CLASS A-3-A

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
 CITIBANK                      $198,904,000                        80.24%
 JPMCBNA                       $ 38,550,000                        15.55%

CLASS X-3-B

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
  CITIBANK                      $2,000,000                         50.55%
  JPMCBNA                       $1,956,000                         49.44%

CLASS X-A

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
  GOLDMAN                      $503,932,000                        100%

CLASS X-B

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
  CITIBANK                      $29,925,000                        100%

CLASS B-1

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
 JPMCBNA                       $10,000,000                         52.91%
 LASALLE BK                    $ 8,900,000                         47.09%

CLASS B-2

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
 CITIBANK                      $ 4,500,000                         40.82%
 WELLS BKNA                    $ 5,000,000                         40.82%
 JPMCBNA                       $10,250,000                          9.30%

CLASS B-3

Identification            Principal Amount Owned      Percentage of Outstanding Amount
--------------            ----------------------      --------------------------------
 WELLS BKNA                    $6,300,000                          100%

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

   99.2                        Report of Independent Registered Public Accounting Firm  pursuant to Section 7.04(b) of the
                               RWT/Morgan Servicing Agreement.

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

   99.6                        Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/Cendant
                               Servicing Agreement.

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

Date: December 5, 2005.

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

          4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

          5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent registered public accounting firm, after conducting a review in compliance with the Uniform Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in these reports.

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

Date: December 5, 2005

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

   99.2                        Report of Independent Registered Public Accounting Firm pursuant to Section 7.04(b) of the RWT/Morgan
                               Servicing Agreement.

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

   99.6                        Report of Independent Registered Public Accounting Firm pursuant to Section 7.05 of the RWT/Cendant
                               Servicing Agreement.

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